Form 10QSB
period 2000-03-31
MEGA MICRO TECHNOLOGIES GROUP
filed 2000-05-15
CIK 1112481

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2000   Commission file number   000-30519




                        MEGA MICRO TECHNOLOGIES GROUP
           (Exact name of registrant as specified in its charter)



Nevada                                                 88-0287451
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

6280 South Pecos, Suite 600
Las Vegas, Nevada                                      89120
(Address of principal executive offices)               (Zip Code)


                               (702) 792-2500
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes               No    X


As of May 15, 2000, there were 16,129,302 shares of common stock outstanding.

                        MEGA MICRO TECHNOLOGIES GROUP
                            FOR THE QUARTER ENDED
                               MARCH 31, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2000
               and December 31, 1999                              3

               Income Statement for the three months
               ending March 31, 2000 and March 31, 1999           4

               Statement of Cash Flow for the three months        5
               ending March 31, 2000 and March 31, 1999

               Notes to Consolidated Financial Statements         6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation       8-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                  10

     Item 2.   Changes in Securities                              10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                  10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                   10

     Item 5.   Other Information                                  10

     Item 6.   Exhibits and Reports of Form 8-K                   10

     SIGNATURES                                                   11



                        MEGA MICRO TECHNOLOGIES GROUP
                               BALANCE SHEETS

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  ASSETS
                                               March 31,       December 31,
                                                 2000              1999
                                              (UNAUDITED)
Current assets
Cash and cash equivalents                         $ 2,925          $ 83,888
Accounts receivable, net of allowance
for doubtful accounts
of $46,000 and $47,000, respectively              453,666           479,010
Inventories, net of valuation
allowance of $31,000
and $27,000, respectfully                         406,143           434,288
Prepaid expenses and other current assets          54,934            54,934
                                             ------------       -----------
Total current assets                              917,668         1,052,120
                                             ------------       -----------
Property and equipment, net  (Note 2)           1,503,447         1,232,691
Deposits                                            4,925            16,685
Goodwill, net of accumulated                      215,475                 -
amortization of $ 5,525
                                              -----------       -----------
Total non-current assets                        1,723,847         1,249,376
                                              -----------        ----------
Total assets                                   $2,641,515        $2,301,496
                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses         $ 1,267,079       $ 1,099,530
Related party notes payable                        64,431            64,431
Notes payable                                     336,287           355,760
Capital lease obligations                          17,228            16,875
Deferred revenue                                   49,369            69,883
                                              -----------       -----------
Total current liabilities                       1,734,394         1,606,479
                                              -----------       -----------
Non-current liabilities
Related notes payable, less current                26,487           126,487
portion
Notes payable, less current portion               665,084           743,434
Capital lease obligation, less current             54,432            59,004
portion
Deferred rent                                      11,146            28,636
                                             ------------       -----------
Total non-current liabilities                     757,149           957,561
Commitments and contingencies (Note 3)       ------------       -----------

Shareholders' equity
Common stock, $.001 par value. Authorized
50,000,000;
issued and outstanding 6,406,288 and                6,406             9,031
9,030,267,
Respectively
Additional paid in capital                      2,327,879         1,568,745
Accumulated (deficit)                         (2,184,313)       (1,840,320)
                                             ------------      ------------
Total shareholders' equity (deficit)              149,972         (262,544)
                                              -----------      ------------
Total liabilities and shareholders' equity    $ 2,641,515       $ 2,301,496
                                             ============      ============

         See accompanying Notes to Consolidated Financial Statements


                        MEGA MICRO TECHNOLOGIES GROUP
                              INCOME STATEMENT
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999


                                              Three Months Ended March 31,

                                                 2000              1999
Sales                                         $ 4,988,992       $ 5,385,970

Cost of sales                                   4,519,166         4,797,255
                                             ------------      ------------
           Gross Profit                           469,825           588,715


Selling general and administrative
   Expenses                                       791,390           984,444
                                              -----------       -----------
           Operating loss                       (321,565)         (395,729)

Other income (expense)
   Interest income (expense), net                (12,145)           (7,214)
   (Loss) on disposal of assets, net             (10,284)                 -
                                              -----------       -----------
                                                 (22,428)           (7,214)
                                              -----------      ------------
           Net loss                           $ (343,993)       $ (402,943)
                                              ===========       ===========
Basic and diluted (loss) per common share        $ (0.05)          $ (0.10)
                                             ============      ============
Weighted average number of common shares        6,406,288         3,875,000
outstanding
                                             ============      ============

         See accompanying Notes to Consolidated Financial Statements

                        MEGA MICRO TECHNOLOGIES GROUP
                           STATEMENT OF CASH FLOW
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                 For the Three Months Ended
                                                          March 31,

                                                    2000           1999
Cash flows from operating activities:
Net income (loss)                                $ (343,993)     $ (402,943)
Adjustments to reconcile net income to
net cash provided
by operating activities
Depreciation and amortization                         47,458          32,637
Increase (decrease) in provision for                 (1,000)          22,250
accounts receivable
Increase (decrease) in provision for                 (4,000)           7,000
inventory obsolescence
Changes in assets and liabilities:
Decrease in accounts receivable                       26,344          58,046
Decrease in inventories                               32,145          16,074
Increase in accounts payable and                     167,549          25,967
accrued expenses
Increase (decrease) in deferred revenue             (20,514)          53,725
Increase (decrease) in deferred rent                (17,490)           3,160
                                                ------------    ------------
Net cash (used) by operating activities            (113,501)       (184,084)
                                                ------------    ------------
Cash flows from investing activities:
Expenditures for property and equipment            (318,214)        (23,731)
Proceeds form the sale of property                                     3,449
and equipment
Issuance of common stock for purchase
of assets
in excess of market value                          (221,000)
                                                ------------    ------------
Net cash (used in) investing activities            (539,214)        (20,282)
                                                ------------    ------------
Cash flows from financing activities:
Decrease in deposits                                  11,760               -
Borrowings from related party notes payable                -               -
Repayment of related party notes payable           (100,000)               -
Borrowings from notes payable                         35,000
Repayment of notes and mortgages payable           (132,823)
Repayment of capital leases obligations              (4,219)         (2,177)
Proceeds from issuance of common stock               762,035               -
                                                ------------    ------------
Net cash provided by financing activities            571,753         (2,177)
                                                ------------   -------------
Net decrease in cash and cash equivalents           (80,962)       (206,543)
Cash and cash equivalents at beginning                83,888        (16,841)
of period
                                                ------------   -------------
Cash and cash equivalents at end of period           $ 2,926     $ (223,384)
                                                ============   =============

         See accompanying Notes to Consolidated Financial Statements

                        NOTES TO FINANCIAL STATEMENTS

Note 1  -  DESCRIPTION  OF  BUSINESS AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
      POLICIES

     (a) Description of Business

     Mega Micro Technologies Group, Inc. (formerly Mirage Computers) and its wholly owned subsidiary, Mega Micro Computers (formerly Mega Micro, Inc.), markets computers, computer components, software, and custom built systems to corporate customers and to businesses serving business. Mega Micro Technologies Group, Inc. also owns 80 percent of Type 2 Communications (formally Mirage Internet Communications), an Internet Service provider. Type 2 provides a turnkey network solution, including mail, radius servers, web housing, ISDN access and T1 access.

     Mega Micro Technologies Group, Inc. and its subsidiaries (collectively the "Company") provide a suite of products and related services to assist small and medium sized companies in their document management needs.

     (b) Asset Purchase  - Skylink

     On January 13, 2000, the Company purchased certain assets of Skylink Networks, Inc.,("Skylink") a privately held Internet service provider (ISP), for a total purchase price of $450,000. The purchase price consisted 128,571 share of the Company's Rule 144 restricted common stock at $3.50, which equaled the market value of the Company's common stock on January 4, 2000, the date of the acquisition. The acquisition agreement provided as additional consideration a two-year employment agreement with Skylink's sole shareholder, which included $95,000 in bonuses payable over a one-year period in four quarterly installments. The aggregate of purchase price over the net assets acquired of approximately $221,000 is being amortized over 10 years.

     The company placed the assets purchased from Skylink in a newly created subsidiary, Mirage Internet Communications, Inc. The company owns 80% of the subsidiary with the sole shareholder of Skylink as minority owner of 20%.

     (c) Cancellation of Shares

     On February 2, 2000 the Company reduced its outstanding common stock by 3,000,000 shares. The share reduction was accomplished through a tri-party agreement between the Company, Capital Growth LLC. and two of the Company's former officers. In a private transaction, Capital Growth LLC. Purchased from the former officers 3,500,000 shares of restricted common stock bound by an 18-month lock up agreement. The Company negotiated and authorized the cancellation of the 3,500,000 shares of common stock in the lock up agreement, in consideration for 500,000 shares of restricted common stock. As a result of the transaction, the number of the Company's outstanding shares was reduced from 9,236,288 shares to 6,236,288, of which 3,234,796 are restricted.

     (d) Name Change

On April 10, 2000 the Company changed its name to Mega Micro Technologies Group, Inc. and changed the names of its subsidiaries, Mega Micro, Inc. and Mirage Internet Communications to Mega Micro Computers and Type 2 Communications.

     (e) Merger - TourPro Golf

     On April 28, 2000 the Company merged with TourPro Golf, Inc. ("TourPro"). The company issued 150,000 shares to TourPro shareholders' in exchange for all of 9,800,000 outstanding shares of TourPro's common stock. The Company then cancelled all Tourpro shares. TourPro has never commenced any significant operations and was considered a public "shell". Upon completion of the merger, TourPro was dissolved, with the Company being the successor company. For accounting and reporting purposes, the acquisition is being be treated as a reverse merger with the Company as the acquirer and surviving entity.

     (f) Stock Dividend

     On April 28, 2000 the Company issued 8,064,651 shares of common stock as part of a 100% stock dividend. The dividend increased the number of outstanding shares to 16,129,302

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of March 31, 2000 and December 31, 1999:

                                       1999         1998
                                  ---------   ----------
Machinery and equipment           $ 559,918     $232,018
Furniture and fixtures              141,721      141,721
Vehicles                             86,837       86,837
Leasehold improvements              141,839      141,839
Buildings                           717,889      655,389
Land                                300,000      300,000
                                  ---------   ----------

Less accumulated depreciation     (325,113)    (325,113)
                                  ---------   ----------
                                $ 1,123,691   $1,123,691
                                  =========   ==========

     Depreciation expense was $47,458 for the period ended March 31, 2000.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

     The Company's success is substantially dependent upon raising additional capital through private placement and/or obtaining additional financing and generating positive operating earnings and cash flows. While there can be no assurances, management anticipates that the funds raised through the private placement as well as funds generated from operations will be sufficient to allow it to continue operations. However, if the Company is not able to raise a sufficient amount of financing through private placement or from other sources and it is unable to improve its profitability and cash flows, it may be unable to continue operations. If it ceased operations, assets would likely be liquidated at amounts less than their carrying value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Mega Micro Technologies Group ("MMTG"), formerly Mirage Computers, Inc., is a holding company with two operating subsidiaries: wholly owned Mega Micro Computers and 80% owned Type 2 Communications. MMTG is in the business of acquiring and developing a group of synergistic technology related companies, which will share customer databases, administration and marketing costs. This is projected to yield lower overhead per company and higher overall earnings.

     Type 2 Communications is an Internet Service Provider primarily directing its efforts toward corporate business services. Type 2 can provide an Internet Service solution for startup Internet Service Providers (ISP's), companies who want to provide Internet Access for their own customers, and corporations that need Virtual Private Networks (VPN) for Interoffice capabilities, and for the corporations mobile executives and sales agents.

     Type 2 can provide a full turnkey network solution including: mail & radius servers, DNS & web hosting servers, port assignment for modem and ISDN access, management & transport for T1 services, and collocation for servers, routers, and other equipment. Type 2 provides its members with a core set of features through its standard Internet service, which provides unlimited Internet access and several related services for a $19.95 monthly fee. Type 2 also offers a variety of broadband and premium services to its individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services including business Web site hosting, dedicated ISDN, dial-up accounts, and T-1 and T-3 services.

     Mega Micro Computers ("Mega") has provided computer components, software, and custom-built systems to corporate customers and to businesses serving business since 1991. Moreover, Mega designs, installs, and services Local Area Networks (LAN), Wide Area Networks (WAN), and intranets and extranets.

     Mega is striving to become a provider of business-to-business (B2B) electronic commerce ("e-commerce") solutions. By leveraging its experience in hardware sales and networking services along with resources provided to it via relationships with companies such as EDS, Datamax, and Cisco, Mega can provide an advanced and tightly integrated business process automation solution. Mega has entered into a VAR agreement with Datamax Technologies, a developer of the VisiFLOW Enterprise Business Automation Suite. The inclusion of the VisiFLOW suite in Mega's product line has accelerated the transition from retail computer sales to B2B and serving corporate customers directly. Mega can offer clients the ability to collect data from multiple sources, distribute this data through out the client's workflow and present the data as web content. The natural progression would be to then utilize the power of the Internet to deliver this data both internally and externally through intranets, networks, self service web sites, and media enhanced browsers. The VisiFlow software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains.

     Other products include an information distribution system developed by EDS. Mega currently has 841 computer systems running EDS's flight information display system at McCarren International Airport, in Las Vegas, Nevada. Mega also has approximately 100 computer systems running another EDS custom application at the Venetian Hotel in Las Vegas, Nevada. EDS is currently bidding to install their information distribution systems in airports, hotels and convention facilities across the United States. Mega's systems are being included in these bids bundled with EDS' software solution.

     The sales process by which Mega's integrated solutions are marketed are typically directed to an executive-level decision maker by prospective end-users and generally requires Mega and its Partners to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). Mega distributes its solutions through an on-site support team. Systems support engineers are trained in both networking and the application specific for the entire solution provided to the client. The systems support engineer will many times personally install the system, provide the initial on-site training, and also provide any post sale support required for both the hardware and software components of the solution. This approach gives the customer one point of contact for technical support

Results of Operations for the three months ended March 31, 2000 and the period ending March 31, 1999

     Total operating expenses from continuing operations were $791,390 for the three months ended March 31, 2000 compared to $984,444 for the period ending March 31, 1999. The expenses were primarily the result of general and administrative expenses during the period ending March 31, 2000.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of March 31, 2000 and December 31, 1999.

     As of March 31, 2000, the Company's assets were $2,641,515 and its liabilities were $2,491,543, resulting in an excess of equity of $149,972. Cash was $2,925 at March 31, 2000 as compared to cash of $83,888 on December 31, 1999, a decrease of $80,963. This represented a 94% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

Subsequent Event

      In April 2000 the Company signed a letter of intent to acquire all of the membership interests in TechCor, LLC. The terms of the agreement have not been finalized. When a final agreement is reached the Company will report the agreement and its terms on a form 8-K within 15 days of completion.

Item 6.       Exhibits and Reports of Form 8-K.

     None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEGA MICRO TECHNOLOGIES GROUP
(Registrant)



By:/s/ David Steffy
      David S. Steffey
      Secretary

Date: May 12, 2000