Form 10QSB
period 2000-06-30
MEGA MICRO TECHNOLOGIES GROUP
filed 2000-08-14
CIK 1112481

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 2000    Commission file number   000-30519




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

                            Yes     X          No


     As of August 14, 2000, there were 16,931,061 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 2000
               and December 31, 1999                                  3

               Income Statement for the six months
               ending June 30, 2000 and June 30, 1999                 4

               Statement of Cash Flow for the six months              5
               ending June 30, 2000 and June 30, 1999

               Notes to Consolidated Financial Statements             6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           9-11


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      11

     Item 2.   Changes in Securities                                  11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       11

     Item 5.   Other Information                                      11

     Item 6.   Exhibits and Reports of Form 8-K                       11

     SIGNATURES                                                       12



                        MEGA MICRO TECHNOLOGIES GROUP
                               BALANCE SHEETS
                                JUNE 30, 2000

                       PART I - FINANCIAL INFORMATION

ASSETS
                                                      June 30   December 31,
                                                       2000         1999
                                                    (UNAUDITED)
Current assets
  Cash and cash equivalents                         $         -  $    83,888
  Accounts receivable, net of allowance for
doubtful accounts
    of $46,000 and $28,000, respectively                430,283      479,010
  Inventories, net of valuation allowance of
$31,000
     and $16,000, respectfully                          328,737      434,288
  Prepaid expenses and other current assets              56,059       54,934
                                                     -----------------------
           Total current assets                         815,079    1,052,120
                                                     -----------------------
Property and equipment, net  (Note 2)                 1,456,666    1,232,691
Deposits                                                  4,925       16,685
Goodwill, net of accumulated amortization of            209,950            -
$11,050
                                                     -----------------------
           Total non-current assets                   1,671,541    1,249,376
                                                     -----------------------
           Total assets                              $2,486,620   $2,301,496
                                                     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Excess of outstanding checks over bank balance    $   73,611   $        -
  Accounts payable and accrued expenses               1,358,499    1,099,530
  Related party notes payable                            64,431       64,431
  Notes payable                                          88,200      355,760
  Capital lease obligations                              18,787       16,875
  Deferred revenue                                       43,596       69,883
                                                     -----------------------
           Total current liabilities                 $1,647,124    1,606,479
                                                     -----------------------
Non-current liabilities
   Related notes payable, less current portion           56,486      126,487
   Notes payable, less current portion                  615,731      743,434
   Capital lease obligation, less current portion        30,802       59,004
   Deferred rent                                          6,378       28,636
                                                      ----------------------
           Total non-current liabilities                709,397      957,561
                                                      ----------------------
Commitments and contingencies (Note 3)

Shareholders' equity
  Common stock, $.001 par value. Authorized
50,000,000;
    issued and outstanding 6,406,288 and                 16,397        9,031
9,030,267,
    respectively
  Additional paid in capital                          2,474,455    1,568,745
  Accumulated (deficit)                             (2,360,753)  (1,840,320)
                                                   -------------------------
    Total shareholders' equity (deficit)                130,099    (262,544)
                                                   -------------------------
       Total liabilities and shareholders' equity    $2,486,620   $2,301,496
                                                   =========================

         See accompanying Notes to Consolidated Financial Statements

                        MEGA MICRO TECHNOLOGIES GROUP
                              INCOME STATEMENT
          FOR THE SIX MONTHS ENDING JUNE 30, 2000 AND JUNE 30, 1999

                                                  Six Months Ended June 30,

                                                     2000           1999
Sales                                              $ 8,424,921   $ 9,942,281

Cost of sales                                        7,579,122     8,660,413
                                                   -------------------------
         Gross Profit                                  845,799     1,281,868


Selling general and administrative
   expenses                                          1,332,525     1,557,037
                                                     -----------------------
           Operating loss
                                                     (486,726)     (275,169)
                                                     -----------------------
Other income (expense)
   Interest income (expense), net
                                                      (20,569)      (21,866)
   (Loss) on disposal of assets, net
                                                      (13,138)             -
                                                      ----------------------
                                                      (33,707)      (21,866)
                                                      ----------------------
           Net loss                              $   (520,433)  $   (297,035)
                                                  ===========================
Basic and diluted (loss) per common share             $ (0.03)  $     (0.08)
                                                   =========================
Weighted average number of common shares            16,397,033     3,875,000
outstanding
                                                   =========================

         See accompanying Notes to Consolidated Financial Statements

                        MEGA MICRO TECHNOLOGIES GROUP
                           STATEMENT OF CASH FLOW
          FOR THE SIX MONTHS ENDING JUNE 30, 2000 AND JUNE30, 1999

                                                  For the Six Months Ended
                                                          June 30,

                                                      2000         1999
Cash flows from operating activities:
  Net income (loss)                                $ (486,726)  $ (402,943)
  Adjustments to reconcile net income to net
cash provided
    by operating activities
     Depreciation and amortization                      61,686       32,637
     Increase (decrease) in provision for             (18,000)       22,250
accounts receivable
     Increase (decrease) in provision for             (16,000)        7,000
inventory obsolescence
  Changes in assets and liabilities:
     Decrease in accounts receivable                    66,727       58,046
     Decrease in inventories                           121,551       16,074
     Increase in accounts payable and accrued          258,969       25,967
expenses
     Increase (decrease) in deferred revenue          (26,287)       53,725
     Increase (decrease) in deferred rent             (22,258)        3,160
                                                 --------------------------
               Net cash (used) by operating           (60,339)    (184,084)
activities                                       --------------------------

Cash flows from investing activities:
     Expenditures for property and equipment         (321,189)     (20,282)
     Proceeds form the sale of property and                           3,449
equipment
     Issuance of common stock for purchase of
assets
         in excess of market value                   (221,000)
                                                   ------------------------
              Net cash (used in) investing           (542,189)     (20,282)
activitie                                           -----------------------

Cash flows from financing activities:
     Decrease in deposits                               12,885            -
     Repayment of related party notes payable        (100,000)            -
     Borrowings from related notes payable              30,000
     Repayment of notes and mortgages payable        (395,263)            -
     Repayment of capital leases obligations           (9,134)      (2,177)
     Proceeds from issuance of common stock            906,541            -
                                                     ----------------------
            Net cash provided by financing             445,029      (2,177)
activities                                            ---------------------

Net decrease in cash and cash equivalents            (157,499)    (206,543)
Cash and cash equivalents at beginning of period        83,888     (16,841)
                                                     ----------------------
Cash and cash equivalents at end of period        $   (73,611)  $ (223,384)
                                                   ========================

         See accompanying Notes to Consolidated Financial Statements

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

     (e) Merger - TourPro Golf

     On April 28, 2000 the Company merged with TourPro Golf, Inc. ("TourPro"). The company issued 150,000 shares to TourPro shareholders' in exchange for all of 9,800,000 outstanding shares of TourPro's common stock. The Company then cancelled all Tourpro shares. TourPro has never commenced any significant operations and was considered a public "shell". Upon completion of the merger, TourPro was dissolved, with the Company being the successor company. For accounting and reporting purposes, the acquisition was treated as a reverse merger with the Company as the acquirer and surviving entity.

     (f) Stock Dividend

     On April 28, 2000 the Company issued 8,064,651 shares of common stock as part of a 100% stock dividend. The dividend increased the number of outstanding shares to 16,129,302

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is recognized on the straight-line method over the following estimated useful lives if the assets. Depreciable lives of property and equipment are as follows:


      Machinery and Equipment                            3 to 5 years
      Furniture and fixtures                                  7 years
      Vehicles                                                5 years
      Leasehold improvements                                  5 years
      Building                                               40 years


      Leasehold improvements are amortized over the lesser of the lease term or the useful life of the assets.

      Normal repairs and maintenance are charged to expense when incurred. Betterments and expenditures, which materially extend the useful life of the asset are capitalized.

  Depreciation expense was $61,686 for the period ended June 30, 2000.

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

     The sales process by which Mega's integrated solutions are marketed are typically directed to an executive-level decision maker by prospective end-users and generally requires Mega and its Partners to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). Mega distributes its solutions through an on-site support team. Systems support engineers are trained in both networking and the application specific for the entire solution provided to the client. The systems support engineer will many times personally install the system, provide the initial on-site training, and also provide any post sale support required for both the hardware and software components of the solution. This approach gives the customer one point of contact for technical support

Results of Operations for the three months ended June 30, 2000 and the period ending June 30, 1999

     Total operating expenses from continuing operations were $1,332,525 for the six months ended June 30, 2000 compared to $1,557,037 for the period ending June 30, 1999. The expenses were primarily the result of general and administrative expenses during the period ending June 30, 2000.

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

Liquidity and Capital Reserves

As of June 30, 2000 and December 31, 1999.

     As of June, 2000, the Company's assets were $2,486,620 and its liabilities were $2,282,910, resulting in an excess of equity of $203,350. Cash was $0 at June 30, 2000 as compared to cash of $83,888 on December 31, 1999, a decrease of $83,888. This represented a 100% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

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



By:/s/ David Steffey
      David S. Steffey
      Secretary

Date: August 14, 2000