Form 10QSB
period 2000-09-30
MEGA MICRO TECHNOLOGIES GROUP
filed 2000-11-14
CIK 1112481

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2000 Commission file number  000-30519




                        MEGA MICRO TECHNOLOGIES GROUP
                        -----------------------------
           (Exact name of registrant as specified in its charter)



Nevada                                            88-0287451
-------                                           -----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

2887 North Green Valley Pkwy, Suite 380
Henderson, Nevada                                  89014
--------------------                              -------
(Address of principal executive offices)          (Zip Code)


                               (702) 260-0900
                               ---------------
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X          No


    As of November 9, 2000, there were 16,918,193 shares of common stock outstanding.

                    				MEGA MICRO TECHNOLOGIES GROUP
                            FOR THE QUARTER ENDED
                             SEPTEMBER 30, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2000
               and December 31, 1999                               3

               Income Statement for the nine months
               ending September 30, 2000 and September 30, 1999    4

               Statement of Cash Flow for the nine months          5
               ending September 30, 2000 and September 30, 1999

               Notes to Consolidated Financial Statements         6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation       8-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            10

     Item 2.   Changes in Securities                        10

     Item 3.   Defaults by the Company upon its
               Senior Securities                            10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                             10

     Item 5.   Other Information                            10

     Item 6.   Exhibits and Reports of Form 8-K             10

     SIGNATURES                                             11



                        MEGA MICRO TECHNOLOGIES GROUP
                               BALANCE SHEETS
                             SEPTEMBER 30, 2000

                       PART I - FINANCIAL INFORMATION

ASSETS
                                          September  December 31,
                                              30
                                             2000        1999
                                         (UNAUDITED)
                                         -------------------------
Current assets
  Cash and cash equivalents              $         -            $
                                                           83,888
  Accounts receivable, net of allowance
for doubtful accounts
    of $46,000 and $47,000, respectively     442,449      479,010
  Inventories, net of valuation
allowance of $26,000
     and $31,000, respectfully               223,345      434,288
  Prepaid expenses and other current          30,723       54,934
assets                                     -----------------------
           Total current assets              696,517    1,052,120
                                           -----------------------
Property and equipment, net  (Note 2)      1,374,137    1,232,691
Deposits                                      21,185       16,685
Goodwill, net of accumulated                 204,425            -
amortization of $16,575                     ----------------------
           Total non-current assets        1,599,747    1,249,376
                                           -----------------------
           Total assets                   $2,296,264   $2,301,496
                                          =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Excess of outstanding checks over
bank balance                              $   88,914  $       -
  Accounts payable and accrued expenses    1,334,825    1,099,530
  Related party notes payable                 79,431       64,431
  Notes payable                              306,170      355,760
  Capital lease obligations                   18,290       16,875
  Deferred revenue                            38,682       69,883
                                         ------------------------
         Total current liabilities       $  1,866,312 $ 1,606,479
                                         ------------------------

Non-current liabilities
   Related notes payable, less current        56,487      126,487
portion
   Notes payable, less current portion       824,887      743,434
   Capital lease obligation, less             44,922       59,004
current portion
   Deferred rent                              13,461       28,636
                                         ------------------------
           Total non-current liabilities     939,757      957,561
                                         ------------------------
Commitments and contingencies (Note 3)

Shareholders' equity
  Common stock, $.001 par value
Authorized 50,000,000;
 issued and outstanding 17,043,909
 -9/30/00 (see Note (e) forward split)        17,044

 issued and outstanding 9,030,267-12/31/99	            9,031

  Additional paid in capital               2,412,037    1,568,745
  Accumulated (deficit)                  (2,938,885)  (1,840,320)
                                         ------------------------
    Total shareholders' equity (deficit)   (509,804)    (262,544)
           Total liabilities and         -----------------------
shareholders' equity                  $   2,296,265 $   2,301,496
                                      ==========================

         See accompanying Notes to Consolidated Financial Statements

                        MEGA MICRO TECHNOLOGIES GROUP
                              INCOME STATEMENT
    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                               Nine Months Ended
                                                 September 30,
                                              ---------------------
                                               2000         1999
                                              ---------------------
Sales                                       $ 11,451,666  $ 15,517,832

Cost of sales                                10,288,445     13,940,123
                                            --------------------------

         Gross Profit                         1,163,221    1,577,709

Selling, general and administrative
   expenses                                   2,209,418    2,538,433
                                            --------------------------
           Operating loss                   (1,046,197)    (960,724)
                                            --------------------------
Other income (expense)
   Interest income (expense), net              (39,230)     (53,722)
   (Loss) on disposal of assets, net           (13,138)      (8,760)
   (Expenses) in connection with private              -    (114,599)
   placement                                 ------------------------
                                               (52,368)    (177,081)
                                             ------------------------
           Net loss                       $  (1,098,565) $ (1,137,805)
                                          ===========================
Basic and diluted (loss) per common share $       (0.06) $      (0.13)
                                          ===========================
Weighted average number of common shares     17,043,909    8,651,492
outstanding                               ===========================

         See accompanying Notes to Consolidated Financial Statements

                        MEGA MICRO TECHNOLOGIES GROUP
                           STATEMENT OF CASH FLOW
    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                           For the Nine Months Ended
                                                 September 30,
                                            -----------------------
                                               2000         1999
                                            -----------------------
Cash flows from operating activities:
  Net income (loss)                        $(1,098,565) $(1,137,805)

  Adjustments to reconcile net income to
net cash provided
    by operating activities
     Depreciation and amortization              153,415      97,911
     Increase (decrease) in provision for       (1,000)    (32,000)
accounts receivable
     Increase (decrease) in provision for       (5,000)     (3,000)
inventory obsolescence
  Changes in assets and liabilities:
     Decrease in accounts receivable             37,561      57,976
     Decrease in inventories                    215,943      44,968
     Increase (decrease) in prepaid assets       24,211     (1,734)
     Increase in accounts payable and           235,295     398,390
accrued expenses
     Increase (decrease) in deferred           (31,201)      29,936
revenue
     Increase (decrease) in deferred rent      (15,175)      10,391
                                              ---------------------
               Net cash (used) by             (484,516)   (534,967)
operating activities                          ---------------------

Cash flows from investing activities:
     Expenditures for property and            (309,842)    (33,280)
equipment
     Proceeds form the sale of property          31,556       3,449
and equipment
     Issuance of common stock for purchase
of assets
         in excess of market value            (221,000)
                                              ---------------------
              Net cash (used in) investing    (499,286)    (29,831)
activities                                    ---------------------

Cash flows from financing activities:
     Decrease in deposits                       (4,500)       5,179
     Repayment of related party notes         (115,000)     130,000
payable
     Borrowings from related notes payable       60,000           -
     Repayment of notes and mortgages         (447,637)    (11,681)
payable
     Borrowings from notes payable and          479,500     350,000
mortgage payable
     Repayment of capital leases               (12,667)     (2,177)
obligations
     Proceeds from issuance of common           851,304           -
stock
     Expenditures for the retirement of               -    (31,633)
common stock                                   --------------------
            Net cash provided by financing      811,000     439,688
activities                                     --------------------

Net decrease in cash and cash equivalents     (172,802)   (125,110)
Cash and cash equivalents at beginning of        83,888    (16,841)
period                                        ---------------------

Cash and cash equivalents at end of period   $ (88,914)  $(141,951)
                                            =======================

         See accompanying Notes to Consolidated Financial Statements

Note 1  -  DESCRIPTION  OF  BUSINESS AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
      POLICIES

     (a) Description of Business

     Mega Micro Technologies Group (formerly Mirage Computers) and its wholly owned subsidiary Mega Micro, Inc., a California Corporation markets computers, computer components, software, and custom built systems to corporate customers and to businesses serving business. Mega Micro Technologies Group also owns 80 percent of Type2 Communications, Inc., a Nevada Corporation. ("Type2") (formally Mirage Internet Communications,
Inc.), an Internet Service provider. Type2 provides a turnkey network solution, including mail, radius servers, web housing, ISDN access and T1 access.

     Mega Micro Technologies Group and its subsidiaries (collectively the "Company") provide a suite of products and related services to assist small and medium sized companies in their document management needs.

     (b) Cancellation of Shares

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

     (c) Name Change

     On   April  10,  2000  the  Company  changed  its  name  to  Mega  Micro
Technologies Group. On April 27, 2000 Mirage Internet Communications, Inc. changed its name to Type2 Communications, Inc.

     (d) Merger - TourPro Golf

     On April 28, 2000 the Company merged with TourPro Golf, Inc. ("TourPro") a 12(g) reporting company under the Securities Exchange Act of 1934. The company issued 150,000 shares to the TourPro stockholder in exchange for all of 9,800,000 outstanding shares of TourPro's common stock. The Company then cancelled all Tourpro shares. TourPro has never commenced any significant operations and was considered a public "shell". Upon completion of the merger, TourPro was dissolved, with the Company being the successor company. For accounting and reporting purposes, the acquisition was treated as a reverse merger with the Company as the acquirer and surviving entity.

     (e) Stock Dividend

     On April 28, 2000 the Company issued 8,064,651 shares of restricted common stock under rule 144 as part of a 100% stock dividend. The dividend increased the number of outstanding shares to 16,129,302

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is recognized on the straight-line method over the following estimated useful lives of the assets. Depreciable lives of property and equipment are as follows:

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

     Depreciation expense was $61,686 for the period ended September 30, 2000.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

     The Company's success is substantially dependent upon raising additional capital through private placements and/or obtaining additional financing and generating positive operating earnings and cash flows. While there can be no assurances, management anticipates that the funds raised through private placements as well as funds generated from operations will be sufficient to allow it to continue operations. However, if the Company is not able to raise a sufficient amount of financing through private placements or from other sources and it is unable to improve its profitability and cash flows, it may be unable to continue operations. If it ceased operations, assets would likely be liquidated at amounts less than their carrying value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Mega Micro Technologies Group ("MMTG"), formerly Mirage Computers, Inc., is a holding company with two operating subsidiaries: wholly owned Mega Micro, Inc. a California Corporation, and 80% owned Type2 Communications, Inc. a Nevada Corporation. MMTG is in the business of acquiring and developing a group of synergistic technology related companies, which will share customer databases, administration and marketing costs. This is projected to yield lower overhead per company and higher overall earnings.

     Type2 Communications, Inc.,("Type2") is an Internet Service Provider primarily directing its efforts toward corporate business services. Type2 can provide an Internet Service solution for startup Internet Service Providers (ISP's), companies who want to provide Internet Access for their own customers, and corporations that need Virtual Private Networks (VPN) for Interoffice capabilities, and for the corporations mobile executives and sales agents.

     Type2 can provide a full turnkey network solution including: mail & radius servers, DNS & web hosting servers, port assignment for modem and ISDN access, management & transport for T1 services, and collocation for servers, routers, and other equipment. Type2 provides its members with a core set of features through its standard Internet service, which provides unlimited Internet access and several related services for a $19.95 monthly fee. Type2 also offers a variety of broadband and premium services to its individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services including business Web site hosting, dedicated ISDN, dial-up accounts, and T-1 and T-3 services.

     Mega Micro, Inc. ("Mega") has provided computer components, software, and custom-built systems to corporate customers and to businesses serving business since 1991. Moreover, Mega designs, installs, and services Local Area Networks (LAN), Wide Area Networks (WAN), and intranets and extranets.

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

     Other products include an information distribution system developed by EDS. Mega currently has 841 computer systems running EDS's flight information display system at McCarran International Airport, in Las Vegas, Nevada. Mega also has approximately 100 computer systems running another EDS custom application at the Venetian Hotel in Las Vegas, Nevada. EDS is currently bidding to install their information distribution systems in airports, hotels and convention facilities across the United States. Mega's systems are being included in these bids bundled with EDS' software solution.

     The sales process by which Mega's integrated solutions are marketed are typically directed to an executive-level decision maker by prospective end-users and generally requires Mega and its Partners to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). Mega distributes its solutions through an on-site support team. Systems support engineers are trained in both networking and the application specific for the entire solution provided to the client. The systems support engineer will many times personally install the system, provide the initial on-site training, and also provide any post sale support required for both the hardware and software components of the solution. This approach gives the customer one point of contact for technical support

Results of Operations for the nine months ended September 30, 2000 and the period ending September 30, 1999

Revenues

      Sales were $11,451,666 for the nine months ended September 30, 2000 compared to $15,517,832 for the nine months ended September 30, 1999, representing a $4,066,166 or a 26% reduction in Sales. During this same period Gross Profit was $1,163,221 for the period ending September 30, 2000 compared to $1,577,709 for the period ending September 30, 1999, representing a $414,488 or 26% reduction in Gross Profits.

      This reduction in Sales which resulted in a reduction in Gross Profits was primarily the result of Mega discontinuing its hardware retail sales in four store locations and shifting energies to its integrated business process automation solutions business via relations with companies such as EDS, Datamax and Cisco.

Expenses

      Operating expenses were $2,209,418 for the nine months ended September 30, 2000 compared to $2,538,433 for the none months ended September 30, 1999, representing a $329,015 or a 13% reduction in Expenses.

      This reduction in Expenses was primarily a result of the discontinued store operations which concurrently reduced Sales.

Net Loses

      Net loses were $1,098,565 for the period ending September 30, 2000 as compared to $1,137,805 for the period ending September 30, 1999, representing a $39,240 or a 3.4% reduction in Net Losses. Mega, by discontinuing the retail stores is shifting its business to what Mega deems as a more profitable operation, i.e. the integrated business process automation solution business. This shift has occurred as a result of Mega's experience in hardware sales and networking services along with resources provided via relationships with companies such as EDS, Datamax and Cisco.

       By striving to become a provider of business-to-business (B2B) electronic commerce ("e-commerce") solutions, Mega believes it will increase revenues while reducing prior expenses related to its hardware retail sales, thus increasing its gross profit margins. While it is unknown whether or not Mega will reach these goals, Mega is postured for the B2B business solutions as a result of its relationships with EDS, Datamax and Cisco,

Forward-Looking Statements and Associated Risks

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

Liquidity and Capital Reserves

As of September 30, 2000 and December 31, 1999.

     As of September 30, 2000, the Company's assets were $2,296,264 and its liabilities were $2,806,069 resulting in a deficit of $(509,804). Cash was $0 at September 30, 2000 as compared to cash of $83,888 on December 31, 1999, a decrease of $83,888. This represented a 100% decrease in available cash. This decrease in cash was primarily the result of an additional cash requirement for Mega's shift to a B2B solutions provider. There was an overall insignificant change in Assets and Liabilities for the periods September 30, 1999 and 2000.

Subsequent Events

     On October 6, 2000, as a result of the rescission of the March 15, 2000 Agreement between Prince Resource Corporation and the Company, the Company cancelled 125,000 shares of common stock that was issued to Prince Resource Corporation

     On October 18, 2000, as a result of the cancellation of an employee stock purchase plan, the Company cancelled 716 shares of common stock that was issued to employees.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8-K.

     None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEGA MICRO TECHNOLOGIES GROUP
(Registrant)



By: /s/ David S. Steffey
    ----------------------
      David S. Steffey
      Secretary

Date: November 14, 2000