Form 10KSB
period 2000-12-31
MEGA MICRO TECHNOLOGIES GROUP
filed 2001-04-06
CIK 1112481

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

      [X]   ANNUAL REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
                       SECURITIES EXCHANGE ACT OF 1934

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

                      Commission File Number: 000-25523

                        MEGA MICRO TECHNOLOGIES GROUP
            (Exact name of registrant as specified in our charter)

Nevada                               	   88-0287451
(State or other jurisdiction of         	  (I.R.S. Employer Identification No.)
incorporation or organization)

6455 South Industrial Road, Suite G
Las Vegas, Nevada                                 89118
(Address of principal executive offices)          (Zip Code)

      Registrant's telephone number including area code: (702) 260-0900

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
March   15,   2001,   was  19,021,281  shares,  held  by  approximately   556
stockholders.

                        MEGA MICRO TECHNOLOGIES GROUP
                         FOR THE FISCAL PERIOD ENDED
                              December 31, 2000

                               Index to Report
                               on Form 10-KSB


PART I                                                          Page

Item 1.   Business                                               3-8
Item 2.   Properties                                               8
Item 3.   Legal Proceedings                                        9
Item 4.   Submission of Matters to a Vote of Security Holders      9

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                 10
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operation                               10
Item 7.   Financial Statements and Supplementary Data             12
Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                    12

PART III

Item 9.   Directors and Executive Officers of the Registrant      13-15
Item 10.  Executive Compensation                                  16-17
Item 11.  Security Ownership of Certain Beneficial Owners and Management
                                                                  17-18
Item 12.  Certain Relationships and Related Transactions          18

PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                  18-19

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.

    In this form 10-KSB references to "MEGA MICRO," "the Company," "we," "us," and "our" refer to MEGA MICRO TECHNOLOGIES GROUP.

MANAGEMENT IS UNABLE TO PROVIDE AUDITED FINANCIAL STATEMENTS AT THIS TIME. FINANCIAL INFORMATION SET FORTH HEREIN IS UNAUDITED AND PROVIDED ON AN INTERIUM BASIS UNTIL SUCH INFORMATION IS MADE AVAILABLE. INVESTORS SHOULD NOT RELY ON THE UNAUDITED FINANCIAL INFORMATION PROVIDED IN MAKING INVESTMENT DECISIONS.

PART I

ITEM 1.   BUSINESS

     Mega Micro Technologies Group, a Nevada corporation ("Mega Micro" or "the Company"), is a holding company with two operating subsidiaries: wholly owned Mega Micro, Inc., a California corporation ("Mega") a supplier of technology hardware, and 80% owned Type 2 Communications, Inc., a Nevada corporation ("Type 2"), formerly Mirage Internet Communications, Inc., an Internet Service Provider.

     On July 20, 1999 Mirage Nevada, Inc. (formerly Mirage Computers, Inc.) merged with Mirage Computers, Inc. (formerly Torrey Pines Productions, Inc.) ("Torrey"). Torrey had 3,001,492 shares of common stock outstanding at the time of the merger and issued 5,000,000 shares to Mirage Nevada, Inc. shareholders in exchange for 11,200 shares of Mirage Nevada, Inc. Torrey had never commenced any significant operations and was considered a public "shell". As a result of the merger, Mirage Nevada, Inc. was dissolved with Torrey being the surviving company. For financial and accounting reporting purposes, the acquisition was treated as a recapitalization with Torrey as the acquirer (reverse acquisition).

     Mega Micro Technologies Group, a Nevada corporation acquired Mega Micro, Inc. a California corporation in January 2000. Mega, at the time was generating approximately $16 million in revenues. It was the intention of Mega Micro to integrate Mega into its product line to avoid going to outside vendors for the supply of its technology hardware. However; as a result of the change in market conditions, Mega Micro liquidated its interest in Mega in March of 2001.


     The Company has recently liquidated its position in Mega and considers itself in the business of providing services for the storage, management, protection and sharing of electronic information. These integrated solutions enable organizations to create an enterprise information infrastructure. Mega Micro is a supplier of these solutions, which comprise information storage systems, software and services. Its products and services are sold to customers that use a variety of the most popular computing platforms for key applications, including electronic commerce, data warehousing and transaction processing. Mega Micro's ability to pursue this business model is effectuated through various strategic alliances, which provide Mega Micro with the required resources.

     On January 12, 2000, Mega Micro, through its subsidiary, Type 2 (formerly Mirage Internet Communications, Inc.) acquired the assets of Skylink Networks, Inc. from Skylink Networks, Inc's then sole shareholder and president. Skylink Networks, Inc. was an Internet Service Provider. As a
result of a disparity in the financial information provided by the prior shareholder/officer/director, Mega Micro requested certain offsets against Mega Micro's obligation for payment to the prior shareholder. After months of protracted negotiations, Mega Micro was sued in reference to the Type 2 Communications transaction.

     On February 2, 2000 the Company reduced its outstanding common stock by 3,000,000 shares. The share reduction was accomplished through a tri-party agreement between the Company, Capital Growth LLC and two of the Company's former founders. In a private transaction, Capital Growth LLC purchased from the former officers 3,500,000 shares of restricted common stock bound by an 18-month lock up agreement for cash and 18-month promissory notes. The Company negotiated and authorized the cancellation of the 3,500,000 shares of common stock subject to the lock up agreement, in consideration for 500,000 shares of restricted common stock.

     As a condition to the tri-party agreement, the Company agreed to guarantee the payment of the promissory notes with shares of its common stock. If Capital Growth LLC defaults on the payment of the promissory notes (combined principal balance of $200,000), which are due June 1, 2001 and accrue interest at 6% per annum, the Company is obligated to issue an amount of its common stock at $0.14 per share to repay the promissory notes. The number of shares that would need to be issued is approximately 1,500,000.

     On April 27, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Mega Micro and TourPro Golf, Inc., a Nevada Corporation (TourPro), (a company subject to the reporting requirements of the Securities and Exchange Act of 1934) all of the
outstanding shares of common stock of TourPro were exchanged for 150,000 shares of 144 restricted common stock of Mega Micro, in a transaction in which Mega Micro was the successor and took on the reporting requirements of TourPro.

PRODUCTS

      Mega Micro operates in the following segments: computer components and information storage products, which until recently were sold through Mega, and other businesses such as Internet service provider. As a result of the liquidation of its position in Mega, the Company acquires its computer components and information storage products, which are utilized in its information storage services, from third party vendors.

INTERNET SERVICE PROVIDER

     Type 2 Communications, Inc., a Nevada corporation, is an Internet Service Provider primarily directing its efforts toward corporate business services. Type 2 can provide an Internet Service solution for startup Internet Service Providers (ISP's), companies who want to provide Internet Access for their own customers, and corporations that need Virtual Private Networks (VPN) for Interoffice capabilities, and for the corporations mobile executives and sales agents.

     Type 2 can provide a full turnkey network solution including: mail & radius servers, DNS & web hosting servers, port assignment for modem and ISDN access, management & transport for T1 services, and co-location for servers, routers, and other equipment. Type 2 provides its members with a core set of features through its standard Internet service, which provides unlimited Internet access and several related services for a $19.95 monthly fee. Type 2 also offers a variety of broadband and premium services to its individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services including business Web site hosting, dedicated ISDN, dial-up accounts, and T-1 and T-3 services.

INFORMATION STORAGE SYSTEMS

     Mega  Micro,  Inc.,  a  California  corporation  ("Mega")  has  provided computer components, software, and custom-built systems to corporate customers and to businesses serving business since 1991. Moreover, Mega designs, installs, and services Local Area Networks (LAN), Wide Area Networks
(WAN), and intranets and extranets. Subsequent to year end, December 31, 2000, Mega Micro determined that although the sale of technology hardware through Mega assisted Mega Micro in its business-to-business solutions, with the onslaught of technology hardware in the market and Mega's continued losses, Mega Micro should liquidate its position in Mega and acquire technology hardware from third party vendors. (See "Subsequent Events")

INFORMATION STORAGE SERVICES

     Mega Micro Technologies Group, a Nevada corporation (The Parent Company)

     Mega Micro's organization offers information technology services including consulting, installation, training, day-to-day support, parts delivery and system upgrades. This organization, through its strategic alliances unites service functions, including customer service, professional service and technical training service.

     The  Company  is  striving to become a provider of  business-to-business
(B2B) electronic commerce ("e-commerce") solutions. Although undercapitalized, the Company by leveraging its experience in hardware sales and networking services along with resources provided to it via relationships with companies such as Exigen/Datamax, OTG, Plasmon, and EDS, Mega Micro can provide an advanced and tightly integrated business process automation solution. Mega Micro has entered into a VAR agreement with Datamax Technologies, a developer of the VisiFLOW Enterprise Business Automation Suite. The inclusion of the VisiFLOW suite in Mega Micro's product line has accelerated the transition from retail computer sales to B2B and serving corporate customers directly. Mega Micro, through its strategic alliances can offer clients the ability to collect data from multiple sources, distribute this data through out the client's workflow and present the data as web content. The natural progression would be to then utilize the power of the Internet to deliver this data both internally and externally through intranets, networks and self service web sites. The VisiFLOW software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains.

     Other products include an information distribution system developed by EDS. Mega Micro currently has over 1,000 computer systems running EDS's flight information display system at McCarren International Airport, in Las Vegas, Nevada. Mega Micro also has approximately 100 computer systems running another EDS custom application at the Venetian Hotel in Las Vegas, Nevada. EDS is currently bidding to install their information distribution systems in airports, hotels and convention facilities across the United States. Mega Micro's systems are being included in these bids bundled with EDS' software solution.

     The sales process by which Mega Micro's integrated solutions are marketed are typically directed to an executive-level decision maker by prospective end-users and generally requires Mega Micro and its Partners to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). Mega Micro distributes its solutions through an on-site support team. Systems support engineers are trained in both networking and the application specific for the entire solution provided to the client. The systems support engineer will many times personally install the system, provide the initial on-site training, and also provide any post sale support required for both the hardware and software components of the solution. This approach gives the customer one point of contact for technical support.

CUSTOMER SERVICE

      Mega Micro's Customer Service organization monitors the status of Mega Micro's information storage solutions to assist customers to assess, design and implement information storage solutions. Customer Service representatives receive continual, on-going training in our Partner's applications.

MARKETS

      During 2000, Mega Micro focused primarily on the mid-tier market. These markets are characterized by their requirements for large amounts of information storage capacity and the advanced functionality provided by Mega Micro's products supplied through its strategic alliances. The mid-tier market is comprised of mid-sized companies and business units, departments or locations within larger organizations. The mid-tier market's computing requirements encompass multiple computer platforms, including those running UNIX-based, Windows-based and other network operating systems.

ALLIANCES

      Mega Micro has alliances with software, networking, financial, and services companies. The Company intends to continue to form additional strategic alliances. Mega Micro's strategy is to work closely with these other companies to provide added value to its customers by integrating Mega Micro solutions with software and networking applications that customers rely on to manage their day-to-day business operations. Mega Micro's affiliations with the various strategic alliance partners is imperative to the Company's success in that Mega Micro has insufficient capital to pursue its business plan independent of such alliances.

SUBSEQUENT EVENTS

      Effective March 22, 2001, Mega Micro entered into an agreement with Tarnutzer Toys, LLC for the liquidation of Mega Micro's interest in Mega. Mega was Mega Micro's technology hardware division operating in San Diego, California. As a result of the significant downturn in the retail sales of technology hardware, and gross margin percentages, Mega Micro determined it in the Company's best interest to liquidate its interest in Mega prior to funding any additional cash deficit. Mega Micro intends to strengthen its relationships with various wholesale sellers of the types of hardware utilized by Mega Micro in its Information Storage Services operations. Although Mega Micro management believes that the costs associated with the purchase of such technology hardware from outside third party vendors will increase due to lower volume purchases, the costs will not substantially be greater than the cost incurred in buying from Mega and suffering the deficit cash required to support Mega.

      On February 28, 2001, the Company issued 446,444 shares of common stock at $.50 per share as payment in full of a $200,000 note payable with interest of $23,223 by the Company to an individual.

DESCRIPTION OF SECURITIES

Common Stock

      The Company's Articles of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock, $0.001 par value per share, of which 19,021,281 shares were outstanding as of March 15, 2001. Holders of shares of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights. Holders of shares of Common Stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no preemptive rights to purchase the Company's Common Stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

Preferred Stock

      The Company's Articles of Incorporation authorizes the issuance of 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which no shares were outstanding as of the date of this Filing. The Preferred Stock may be issued from time to time by the Board of Directors as shares of one or more classes or series. Subject to the provisions of the Company's Articles of Incorporation and limitations imposed by law, the Board of Directors is expressly authorized to adopt resolutions to issue the shares, to fix the number of shares and to change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock, in each case without any further action or vote by the stockholders.

      One of the effects of undesignated Preferred Stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of the Company's management. The issuance of shares of Preferred Stock pursuant to the Board of Director's authority described above may adversely affect the rights of holders of Common Stock. For example, Preferred stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock. Accordingly, the issuance of shares of Preferred Stock may discourage bids for the Common Stock at a premium or may otherwise adversely affect the market price of the Common Stock.

COMPETITION

      Mega Micro competes with many established companies in the markets it serves. Mega Micro believes that most of these companies compete based on their overall market presence and their ability to address customers' broad information technology requirements. Mega Micro also competes with many smaller, less established companies in specific product segments. Mega Micro believes that although Mega Micro can generally compete with many established companies, the lack of substantial cash reserves and a substantial financial statement impairs Mega Micros' competitive ability.

EMPLOYEES

      As of April 2, 2001 Mega Micro had approximately 16 employees . None of Mega Micro's employees is represented by a labor union, and Mega Micro has never suffered an interruption of business as a result of a labor dispute. Mega Micro considers its relations with its employees to be good.

BUSINESS RISK FACTORS

     GOING CONCERN RISK
     As a result of our deficiency in working capital at December 31, 2000 and other factors, there is substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

     FACTORS THAT MAY AFFECT FUTURE RESULTS
      Mega Micro's prospects are subject to certain uncertainties and risks. This Form 10-KSB contains certain forward-looking statements within the meaning of the Federal securities laws. Mega Micro's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in Mega Micro's filings with the Securities and Exchange Commission.

     MEGA MICRO MAY BE UNABLE TO KEEP PACE WITH RAPID INDUSTRY CHANGES.
      The markets in which Mega Micro competes are characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in these markets are difficult to predict and there can be no assurance that Mega Micro's services will continue to be properly positioned in the market or to receive customer acceptance.

     THE MARKETS MEGA MICRO SERVES ARE HIGHLY COMPETITIVE, AND MEGA MICRO MAY BE UNABLE TO COMPETE EFFECTIVELY.
      Mega Micro competes with many established companies in the markets it serves and some of these companies may have substantially greater financial, marketing and technological resources, earlier access to customers and more opportunity to address customers' various information technology requirements than Mega Micro. Mega Micro may be adversely affected by the announcement or introduction of new products by its competitors, including hardware, software and services, and the implementation of effective marketing strategies by its competitors.

     MEGA MICRO'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF THE RISKS ASSOCIATED WITH ALLIANCES.

      Mega Micro has alliances with information technology companies and Mega Micro plans to continue its strategy of developing key alliances in order to expand its reach into emerging markets. There can be no assurance that Mega Micro will be able to find further suitable business relationships as it develops new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on Mega Micro's business, results of operations or financial condition.

      There can be no assurance that companies with which Mega Micro has strategic alliances, certain of which have substantially greater financial, marketing and technological resources than Mega Micro, will not develop or market products in competition with Mega Micro in the future, discontinue their alliances with Mega Micro, form alliances with Mega Micro's competitors, or hire away Mega Micro employees.

Additional Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission.
Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov).

ITEM 2.   PROPERTIES

      The Company's main offices are located at 6455 South Industrial Road, Suite G, Las Vegas, Nevada, 89118. The facility is a leased 4,800 square foot facility utilized in the following manner: a) administrative offices, b) professional offices, and c) storage. These headquarters are adequate for marketing throughout the United States. The Company anticipates it may require additional space in the future, but anticipates no difficulty in obtaining such space in its immediate vicinity at favorable rates. The Company pays rent at the rate of $4,706 per month. The Company also leases

6,960 square feet of offices for training at 6280 So. Pecos, Suite 500/600, Las Vegas, Nevada 89120 at $7,183 per month. This lease ends in September, 2003.

ITEM 3.   LEGAL PROCEEDINGS

     There are certain claims involving Mega Micro and certain of its subsidiaries, including claims relating to non-payment of vendor invoices, that allege amounts which are potentially substantial in the aggregate. In management's opinion, the outcome of these claims will not, individually or in the aggregate, have a material adverse effect on Mega Micro's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of Mega Micro's stockholders during the fourth quarter of 2000.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "MGGA". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                          2000                          1999
               Average Low    Average High   Average Low    Average High
1st Quarter       $1.96          $3.32           (1)            (1)
2nd Quarter       $1.04          $2.65          $5.24          $6.50
3rd Quarter       $1.02          $1.85          $4.00          $5.97
4th Quarter       $0.45          $0.99          $2.68          $4.54
(1)  The Company started trading in April, 1999

     As of March 15, 2001, we had approximately 526 stockholders of the 16,918,193 shares outstanding.

      During the last three years, the following stock splits have been effected in the form of a stock dividend:
      * a two-for-one stock split effective April 2000, for stockholders of record on April 28, 2000.

     We have never declared or paid dividends on our Common Stock, except as set forth above pertaining to the stock dividend in April of 2000. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document. MANAGEMENT IS UNABLE TO PROVIDE AUDITED FINANCIAL STATEMENTS AT THIS TIME. FINANCIAL INFORMATION SET FORTH HEREIN IS UNAUDITED AND PROVIDED ON AN INTERIUM BASIS UNTIL SUCH INFORMATION IS MADE AVAILABLE. INVESTORS SHOULD NOT RELY ON THE UNAUDITED FINANCIAL INFORMATION PROVIDED IN MAKING INVESTMENT DECISIONS.

CAUTIONARY STATEMENTS

      This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Mega  Micro  Technologies Group is a holding company with two  operating
subsidiaries:  wholly  owned  Mega  Micro,  Inc.  and  80%   owned   Type   2
Communications, Inc.

     On or about February 15, 2001, Mega Micro announced that during the audit process for the year ended December 31, 2000, management determined a deficiency in the previous auditor's qualifications to certify the 1999 audit. Management had previously engaged Weaver & Martin to audit the year ended December 31, 2000. As a result of the inability of the prior auditor to certify the year ended 1999 audit, Weaver & Martin are currently auditing the periods ending December 31, 1999, and December 31, 2000.

Results of Operations

     Period from January 1, 2000 to December 31, 2000

       Revenues. Revenues for the year ended December 31, 2000 were $13,629,877, an increase of $8,835,502 or 184% from $4,794,375 for the year ended December 31, 1999. This increase was principally attributable to sales achieved through the acquisition of the Mega operations in San Diego, California. However; as revenues increased by 184%, the cost of sales increased to $11,909,185 or a 232% increase as compared from $3,586,255 for the year ended December 31, 1999. This increase in the cost of sales resulted in a gross profit of $1,720,692 or 42% from $1,208,120 for the year ended December 31, 1999.

      General and Administrative. General and administrative, legal and consulting expenses for the year ended December 31, 2000 were $3,921,251 or a 79% increase as compared from $2,188,992 for the year ended December 31, 1999. This increase of 79% in general and administrative expenses resulted in an operating loss of $2,200,560 or a 124% increase from losses of $980,872 for the year ended December 31, 1999.

      Net loss for the Company for the year ended December 31, 2000 was $1,968,701 or a 61% increase from $1,219,219 as compared from the net loss for the year ended December 31, 1999. As set forth above, although the Company increased its revenues by 184% as a result of the acquisition of the San Diego Mega operations, the gross profit only increased by 42%. Further, the Company suffered additional selling general and administrative expenses as a result of the San Diego purchase, ie an increase of 124%. Without offsetting other income, the Company suffered an overall increase in losses from the prior year of 61%. As a result of this increase of losses, primarily the result of the San Diego operation, which losses were anticipated to increase through 2001, the Company liquidated its interest in the San Diego operations, effective the end of March, 2001.

Liquidity & Capital Reserves

     The liquidation of San Diego operations of Mega will assist the Company's cash flow and liquidity position as the result of not having to cover the deficit spending. Additionally, the Company received $200,000 and 500,000 shares of its own common stock in return for the San Diego operations.

     The receipt of funds to the Company from Private Placement Offerings and loans obtained through private sources are anticipated to offset the near term cash requirements of the Company. Since inception, the Company has financed its cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As the Company expands its data management activities, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide its working capital.

     Over the next twelve months, the Company intends to develop its revenues by servicing new clients through established relationships and strategic alliances. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on the financial condition of the Company and its Shareholders.

     The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB. THE FINANCIAL STATEMENTS ARE UNAUDITED AND SHOULD NOT BE RELIED UPON FOR INVESTMENT DECISIONS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Registrant has appointed Weaver & Martin, Kansas City, Missouri, as Registrant's independent accountants for the fiscal year ending December 31, 2000. This is a change in accountants recommended by Registrant's Executive Management and approved by Registrant's Board of Directors. Weaver & Martin was engaged by Registrant on January 19, 2001. Braverman & Co. ("Braverman") was dismissed as Registrant's independent accountant on January 18, 2001 as the result of Braverman lacking the appropriate license to act as the Company's auditor.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                     Age    Title
Robert Stander           64     Chief     Executive     Officer,
                                Chairman of the Board
Thomas Embrogno, Jr.     39     President,    Chief    Operating
                                Officer
David Steffey            42     Secretary/Treasurer  and   Chief
                                Financial Officer
Timothy White            54     Director
Mike King                54     Director
Bruce Voss (1)           51     Director

KEY MANAGEMENT & PERSONNEL PROFILES:

     Robert Stander, age 64, Chairman of the Board and CEO. Robert Stander has had a distinguished career in public companies over the last 30 years. He was President / CEO of the Oasis Resort Hotel & Casino, Mesquite, Nevada, as well as Pride Cruise Lines in the early 1990's. During the 1980's, Mr. Stander was Executive Vice President & COO of Grand Auto, Inc., a company engaged in the retail automotive business. Grand Auto had annual revenues of $150 million, employed 3,200 people and was subject to multiple collective bargaining agreements. Earlier in his career, Mr. Stander was Vice President and General Counsel for Campbell Industries and Intermark, both AMEX companies.

     Mr. Stander earned his Bachelor of Arts from Brooklyn College and his Juris Doctorate and LLB degrees from Brooklyn Law School. Mr. Stander was admitted to the New York state bar and the California bar. Mr. Stander was granted an unrestricted gaming license in the state of Nevada.

     Thomas Embrogno, Jr., age 39, President and Chief Operating Officer. Thomas Embrogno is President and Chief Operating Officer of Mega Micro Technologies Group, Inc. Mr. Embrogno brings over 15 years of technical, marketing and sales expertise in the computer industry. He was previously Senior Investment Manager of a 33-year-old financial services company, during which time he served on the President's committee for The Hartford. Recently, Mr. Embrogno worked for Tradeway Securities Group and is a NASD licensed securities broker. Mr. Embrogno was employed by the Hilton Corporation, in the gaming division, for ten years in Las Vegas, Nevada.

     David  Steffey, age 42, Secretary/Treasurer. David Steffey  manages  the
Accounting and Finance Departments of Mega Micro Technologies Group, Inc. From 1996-99, Mr. Steffey was General Manager for the Royal Manor, a 665 unit extended stay property. His responsibilities included planning, staffing, promotions, budgets, and general operations. Steffey was Director of Operations for Casino Data Systems from 1993-96; From 1987-93, Mr. Steffey was Controller for Brennan's Ltd. and Audit Supervisor for Kafoury, Armstrong & Co. Mr. Steffey has a Bachelor of Science in Accounting from the University of Nevada Las Vegas.

     Timothy White, age 54, Director. Timothy White, employed by EDS, Inc. since January 1997, planned, integrated and is presently Network Administrator for the premise distribution network at McCarran International Airport in Las Vegas. His experience includes tenures with Lockheed Advanced Development projects as Field Service engineer and Project Leader for the F-117A Stealth Fighter Computer Mission Planning Systems. Mr. White has served in the U.S. Air Force as Systems Analyst, planning, organizing and integrating the first generation of personal computers. He has special training in Department of Defense top secret and special access programs.

     Mr. White's education includes an MBA in progress at the University of Phoenix and a Bachelor of Science in Industrial Education and Computer Technology, at the University of Southern Mississippi.

     Mike King, age 54, a Director. Michael King is Director/Chief Economist of Princeton Research of Nevada, Inc., which specializes in economic analysis of public companies, equities, derivatives, commodities, and cash market trends throughout the world. In addition, Mr. King publishes a daily newsletter and is a radio talk show host on financial news radio, which airs in New York, Florida, and Las Vegas. Mr. King earned his Bachelor of Science in Economics from the Wharton School of Business.

     (1) Bruce Voss, age 51, a Director. Bruce Voss is currently President, Director and an owner of Catalina Cruises, a ferry and cruise ship line located in Long Beach, California. Since 1997, Mr. Voss has been the President, Director and General Counsel to Latin Gate de Mexico, an international telecommunications company headquartered in Mexico City.

     From 1994-97, he was a partner with Cummins & White of Los Angeles, Newport Beach and Taiwan; from 1990-94, he was a partner with Haight, Brown and Bonesteel in Los Angeles, San Francisco, San Diego and Santa Ana; and from 1980-90, Mr. Voss was a partner with Voss & Associates. Voss is currently a judge pro tem in the Orange County Superior/Municipal Courts. He attended Orange Coast College (A.A.), California State University, Fullerton (Business Administration/Finance and MBA program) and Pepperdine University, School of Law (J.D.).

     (1) Resigned effective April 2, 2001.

LIMITATION OF LIABILITY OF DIRECTORS

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The  Board of Directors does not have a Compensation Committee.   Thomas
Embrogno, President, oversaw the compensation of our executive officers.

Board of  Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2000, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall   Policy;   Significant  Factors.   During  fiscal   2000,   the
compensation decisions made by the Board of Directors in respect of our executive orders were influenced by three major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Mega Micro executive officers and directors, and persons who beneficially own more than ten percent of Mega Micro's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Mega Micro with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Mega Micro and written representations from Mega Micro executive officers and directors, Mega Micro believes that during fiscal 2000 all forms 3 and 4 were filed on a timely basis for Mega Micro executive officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation of the Company's executive officers and directors during each of the fiscal years 1999 and 2000. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table

                                                          Long Term
                               Annual Compensation       Compensation
Name and Principal                           Other     Restric-
     Position         Year  Salary  Bonus    Annual      ted     Options
                                           Compensati   Stock
                                               on
Robert Stander        2000  $8,468      0           0  236,200    200,000
                                                                     0
                      1999       0      0           0        0       0
Thomas    Embrogno,   2000  14,168      0           0  348,939    200,000
Jr.                                                                  0
                      1999  29,168      0           0        0       0
David Steffey         2000  71,346      0           0   50,000       0
                      1999   4,038      0           0        0     50,000
Timothy White         2000       0      0           0  100,225       0
                      1999       0      0           0        0       0
Mike King             2000       0      0           0  200,225       0
                      1999       0      0           0        0       0
Bruce Voss            2000       0      0           0  100,000       0

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

Stock Option Plan

     The following descriptions apply to the stock option plan which the Company has adopted:

     The Company reserved for issuance an aggregate of 1,000,000 shares of common stock of which under a Stock Option Plan (the "Stock Option Plan") and Non-Employee Directors' Plan described below (the "Directors' Plan") which has been adopted by the Company. These plan are intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for the continued success and growth of the Company, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

     Officers (including officers who are members of the Board of Directors), directors (other than members of the Stock Option Committee (the "Committee") to be established to administer the Stock Option Plan and the Directors'
Plan) and other employees and consultants of the Company and its subsidiaries (if established) will be eligible to receive options under the planned Stock Option Plan. The Committee will administer the Stock Option Plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the Stock Option Plan.

     Unless the Committee, in its discretion, determines otherwise, non-qualified stock options will be granted with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the Stock Option Plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

     Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan as to when some awards may be exercised. In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

                                Option Grants

     The Board of directors adopted and the stockholders approved the adoption of our 1999 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants. Pursuant to the plan we granted stock options as follows:

     Options             Exercise Price      Number of Shares
   Outstanding
As of 12/31/2000
           Granted                   $0.50             905,500
         Exercised                       0                   0
            Vested                       0             227,449

As of 3/31/2001
           Granted                   $0.50             817,000
         Exercised                       0                   0
            Vested                       0             304,327



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

                                                             Percent
                                               Number      Beneficially
Name of Beneficial Owner (1)                  of Shares      Owned (2)
Thomas  Embrogno, Jr., President  and  COO       722,878          .04
(3)
Robert Stander, Chairman and CEO (4)             497,400          .03
David Steffey, Secretary/Treasurer (5)           125,000         .008
Timothy White, Director                          104,950         .006
Mike King, Director                              200,450          .01
Bruce Voss, Director                             100,000         .006
                                              ------------  -----------
All Directors & Officers as a Group            1,750,678        10.3%
                                              ------------  -----------


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. The address of each person is care of the Company.
(2) Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%.
(3)  Includes 25,000 shares of options exercisable within 60 days.
(4)  Includes 25,000 shares of options exercisable within 60 days.
(5)  Includes 25,000 shares of options exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     N/A

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Financial Statements:
          Balance Sheet                                            F-1
          Statement of Operation                                   F-2
          Statement of Changes in Stockholders'                    F-3
          Statement of Cash Flows                                  F-4
          Notes to Consolidated Financial Statements        F-5 - F-10

                All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          2.   Reports on Form 8-K

                       During the fiscal year 2000, the Company filed the following 8-K.
               a.   8-K12G3 filed May 1, 2000

                       Subsequent to the end of the fiscal year, the  Company
               filed the following reports on Form 8-K.

               b.   8-K filed January 19, 2001
c.   8-K/A filed January 31, 2001
d.   8-K filed February 15, 2001

          3.   Exhibits

Exhibit                         Description
Number
(1)      N/A
(2)*     (a)          Acquisition  Agreement and  Plan  of  Merger
                      with TourPro Golf, Inc. (Incorporated by
                      reference)
         (b)          Asset   Purchase  Agreement   between   Skylink
                      Network,  Inc.,  Mirage  Computers,  Inc.  and Mirage
                      Internet Communications, Inc.
         (c)          Acquisition  Agreement and  Plan  of  Merger
                      with Mega Micro, Inc., a California Corporation
         (d)          Subsidiary  Purchase Agreement  between  Mega
                      Micro Technologies Group, Mega Micro,Inc. and
                      Tarnutzer Toys LLC and Jason Tarnutzer
(3)(i)    Articles of Incorporation
         (a)          Amended  and  Restated Articles of Incorporation  for
                      Mirage Computers, Inc.
         (b)          Amended   Articles   of  Incorporation   for   Mirage
                      Computers,   Inc.  changing  name  to   Mega   Micro
                      Technologies Group
         (c)          Articles of Incorporation of Mirage Internet
                      Communications, Inc.
         (d)          Amendment  to  Articles of  Incorporation  of
                      Mirage  Internet Communications, Inc. changing  name
                      to Type 2 Communications, Inc.
(3)(ii)  Bylaws
         (a)          Amended   and   Restated   Bylaws   of   Mega   Micro
                      Technologies   Group  (formerly  Mirage   Computers,
                      Inc.)
         (b)          Bylaws  of  Type  2  Communications,   Inc.
                      (formerly Mirage Internet Communications, Inc.)
(4)      Instruments defining the rights of security holders:
(4)(i)   (a)          Amended  and  Restated Articles of Incorporation  for
                      Mega   Micro  Technologies  Group  (formerly  Mirage
                      Computers, Inc.)
         (b)          Articles of Incorporation for Type 2
                      Communications,   Inc.  (formerly  Mirage   Internet
                      Communications, Inc.)
         (c)          Amended   and   Restated   Bylaws   of   Mega   Micro
                      Technologies   Group  (formerly  Mirage   Computers,
                      Inc.)
         (d)          Bylaws  of  Type  2  Communications,   Inc.
                      (formerly Mirage Internet Computers, Inc.)
(5)      N/A
(8)      N/A
(9)      N/A
(10)     Material Contracts
         (a)          Stock Exchange Agreement with Capital Growth, LLC
(11)     N/A
(13)     N/A
(15)     N/A
(16)     N/A
(17)     N/A
(18)     N/A
(19)     N/A
(20)     N/A
(21)     N/A
(22)     N/A
(23)     N/A
(24)     N/A
(25)     N/A
(26)     N/A
(99)     Cautionary    Statement   Regarding    Forward    Looking
         Statements
*    Filed in an 8-K on May 1, 2000

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

MEGA MICRO TECHNOLOGIES GROUP                DATED: April 5, 2001



By:  /s/ Thomas Embrogno
     Thomas Embrogno, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date

/s/Robert Stander           Chief Executive Officer,        April 5, 2001
Robert Stander              Chairman of the Board

/s/Thomas Embrogno, Jr.     President,                      April 5, 2001
Thomas Embrogno, Jr.        Chief Operating Officer

/s/David Steffey            Secretary/Treasurer             April 5, 2001
David Steffey               Chief Financial Officer

/s/ Timothy White           Director                        April 5, 2001
Timothy White

/s/Mike King                Director                        April 5, 2001
Mike King

                                  UNAUDITED

              MEGA MICRO TECHNOLOGIES GROUP, INC AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2000 AND 1999


                                   ASSETS
                                                        DECEMBER 31
                                                       -------------
                                                     2000           1999
                                                   -------         -------
Current Assets
Cash and Cash Equivalents                           $    82,528  $    226,916
Accounts receivable, net of allowance for               343,731       146,818
doubtful accounts of $21,000 and $19,000 in
2000 and 1999, respectively
Inventories, net of valuation allowance of              230,225       179,102
$17,000 and $13,000 in 2000 and 1999
respectfully
Prepaid expenses and other current assets                 7,600            --
                                                    -----------  ------------
     Total current assets                               664,084       552,837
                                                    -----------  ------------
Property and equipment, net (Note 2)                    316,388       189,403
Deposits                                                 12,645       115,560
                                                    -----------  ------------
     Total non-current assets                           329,033       304,963
                                                    -----------  ------------
     Total assets                                  $    993,117  $    857,800
                                                    ===========  ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses            $    1,238,117  $    757,619
Related party notes payable (Note 4)                     67,966        64,431
Notes Payable                                           561,041       340,984
Capital lease obligations                                18,290        16,875
Deferred Revenue                                             --        69,883
                                                    -----------    ----------
     Total current liabilities                        1,885,414     1,249,792
                                                    -----------    ----------
Non-current liabilities
Notes payable, less current portion (Note 4)              2,704         2,821
Capital lease obligation, less current                   51,125        59,004
portion (Note 3)
Deferred Rent                                                --        28,636
                                                    -----------     ---------
     Total non-current liabilities                       53,829        90,461
Minority Interest in Subsidiary                         (8,377)            --
                                                     ----------     ---------
     Total liabilities                                1,930,866     1,340,253
                                                  -------------  ------------

Commitments and contingencies (Note 6 and 7)

Shareholders' Equity
Common stock, $.001 par value. Authorized                17,327         9,030
50,000,000; issued and outstanding 16,918,193
and 8,405,267 at December 31, 2000 and 1999
respectively
Additional paid in capital                            2,866,161     1,622,315
Accumulated (deficit)                               (3,821,237)   (2,113,798)
                                                  -------------  ------------
Total shareholders' equity (deficit)                  (937,749)     (482,453)
                                                  -------------  ------------
Total liabilities and shareholders' equity         $    993,117  $    857,800


         See accompanying Notes to Consolidated Financial Statements


                                  UNAUDITED
             MEGA MICRO TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS
                         DECEMBER 31, 2000 AND 1999


                                                     December 31,
                                                   -----------------
                                                2000              1999
                                               -------           ------
Sales                                       $    13,629,877    $    4,794,375
Cost of Sales                                    11,909,185         3,586,255
                                             --------------     -------------
     Gross Profit                                 1,720,692         1,208,120

Selling general and administrative                3,921,251         2,188,992
expenses
                                             --------------      ------------
     Operating loss                             (2,200,560)         (980,872)
Other income (expense)                       --------------      ------------
 Interest income (expense), net                    (69,689)          (69,649)
 Gain on disposal of assets, net                    253,592           (8,760)
Expenses in connection with private                      --         (159,938)
placement
Minority interest loss                               47,957                --
                                             --------------      ------------
                                                    231,859         (238,347)
                                             --------------      ------------
     Net loss                              $    (1,968,701)  $    (1,219,219)
                                           ================  ================
Basic and diluted (loss) per common        $         (0.23)  $         (0.07)
share
                                           ================  ================
Weighted average number of common shares          8,405,267        16,918,193
outstanding                                  ==============   ===============


         See accompanying Notes to Consolidated Financial Statements


                                  UNAUDITED
              MEGA MICRO TECHNOLOGIES GROUP, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDER' EQUITY
                         DECEMBER 31, 2000 AND 1999

                                  COMMON STOCK     ADDITIONAL     RETAINED
                                                    PAID IN      EARNINGS/
                                                    CAPITAL     (ACCUMULATED
                                                                  DEFICIT)
                               -----------------
                               SHARES    AMOUNT
                                -------------------------------------------
Balances, 12/31/98               8,001,492   8,001    509,914       (894,579)
Issuance of Common Stock                               35,000
Warrants
Issuance of Common Stock in         21,775      22     54,416
Exchange for Legal Services
Issuance of Common Stock in        422,000     422  1,054,578
Private Placement
Cancellation of Common Stock      (40,000)    (40)   (31,593)
in Exchange for Assets
Net Loss for the Year                                             (1,219,219)
                                  -------------------------------------------
Balances, 12/31/99               8,405,267   8,405  1,622,315     (2,113,798)

Issuance of Common Stock in        650,000     650    175,361         261,262
Connection with Purchase of
Mega Micro, Inc.
Issuance of Common Stock in        128,570     129    158,191
Connection with Purchase of
Type 2 Communications, Inc.
Issuance of Common Stock in            280     410    149,925
Connection with Private Sale
Issuance of Common Stock in      1,262,000   1,262    278,738
Exchange for Professional
Services
Issuance of Common Stock in         42,000      42    104,958
Private Placement
Cancellation of Common Stock   (3,000,000) (3,000)      3,000
in Exchange for New Shares
Issuance of Common Stock as        948,699     949    179,082
Compensation to Employees and
Directors
Issuance of Common Stock in        416,726    417,    202,656
Connection with Debt
Conversion
Issuance of Common Stock in      8,064,651   8,065    (8,065)
Connection with Stock
Dividend
Net Loss for the Year                                             (1,968,701)
                                  -------------------------------------------
Balances, 12/31/00              16,918,193  17,327  2,866,161     (3,821,237)
                                  ===========================================

         See accompanying Notes to Consolidated Financial Statements

                                  UNAUDITED
             MEGA MICRO TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         DECEMBER 31, 2000 AND 1999

                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------
                                             2000                1999
                                            -------            -------
Cash flows from operating
activities:
Net income (loss)                         $    (1,968,701) $    (1,219,219)
Adjustments to reconcile net income
to net cash provided by operating
activities
Depreciation and amortization                      199,380           93,054
Increase(decrease) in provision for                  3,000         (52,000)
accounts receivable
Increase(decrease) in provision for                  4,000            3,000
inventory obsolescence
Changes in assets and liabilities:
Decrease (increase) in accounts                  (199,913)           51,520
receivable
Decrease (increase) in inventories                (55,123)           32,548
Decrease (increase) in other                       (7,600)
current assets
Increase in accounts payable and                                    351,609
accrued expenses
Increase in deferred revenue                                         39,914
Increase in deferred rent                                            10,391
                                          ----------------   --------------
     Net cash (used) by operating              (2,024,957)        (689,183)
activities
                                          ----------------   --------------
Cash flows from investing
activities:
Expenditures for business                      (1,190,861)               --
acquisitions
Proceeds from sale of fixed assets                 435,000           40,909
                                           ---------------   --------------
     Net cash (used in) investing                (755,861)           40,909
activities
                                           ---------------   --------------
Cash flows from financing
activities:
Decrease (increase) in deposits                    102,915         (96,211)
Borrowings from related party notes                  3,535           48,565
payable
Borrowings from notes payable                           --          165,200
Repayment of notes payable                       (202,656)               --
Repayment of capital lease                         (6,464)         (15,575)
obligations
Proceeds from issuance of common                 2,883,488          789,963
stock
                                            --------------    -------------
Net cash provided by financing                   2,780,818          891,942
activities
                                            --------------   -------------
                                                        --          243,668
                                                    82,528         (16,752)
                                            --------------    -------------
                                          $         82,528     $    226,916
                                       =================== ================


         See accompanying Notes to Consolidated Financial Statements

NOTE  1  -  DESCRIPTION  OF  BUSINESS AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

  (a)  DESCRIPTION OF BUSINESS

  Mega Micro Technologies Group (formerly Mirage Computers, Inc.) and its wholly owned subsidiary, Mega Micro, Inc., markets computers, computer components, software, and custom built systems to corporate customers and to businesses serving business. Mega Micro Technologies Group, Inc. and its subsidiary provide a suite of products and related services to assist small and medium sized companies in their document management needs.

  On July 20, 1999 the Company merged with Torrey Pines Productions, Inc. ("Torrey"). Torrey had 3,001,492 shares of common stock outstanding at the time of the merger and issued 5,000,000 shares to the Company's shareholders in exchange for 11,200 shares of the Company. Torrey had never commenced any significant operations and was considered a public "shell". On August 9, 1999, the Company was dissolved , with Torrey being the surviving company. For financial and accounting reporting purposes, the acquisition was treated as a recapitalization with the company as the acquirer (reverse acquisition)

  On January 7, 2000, the Company acquired 100% of the outstanding shares of Mega Micro, Inc. ("MMI") a privately held Corporation that assembles and markets computers and computer components to businesses in the Southern California area. MMI had 5,000 shares of stock outstanding at the time of the merger. The Company issued 625,000 shares of common stock to MMI's shareholder in exchange for all of MMI's outstanding common stock. MMI became a wholly owned subsidiary on the Company. For financial and accounting reporting purposes, this merger was previously treated as a pooling of interests, however management has elected to reclassify the purchase as a pooling of assets. Effective March 22, 2001, the Company sold Mega Micro, Inc. to a Company for the amount of $200,000 plus 500,000 shares of the Company's stock which was issued to a prior founder. The subsidiary had a net asset value at the time of sale of approximately $50,000 and had operated at a loss for almost ten months prior to the sale. (See Note 8)

  On January 12, 2000 the Company purchased certain assets of Skylink Networks, Inc. ("Skylink") a privately held Internet service provider (ISP), for 128,571 shares of the Company's Rule 155 restricted common stock at $3.50 per share, which equaled the market value of the Company's common stock on January 4, 2000, the date the acquisition was authorized. The acquisition agreement provided as additional consideration a two-year employment agreement with Skylink's sole shareholder, which included $95,000 payable over a one-year period in four quarterly installments.

  On  April  10, 2000 the Company changed its name to Mega Micro Technologies
Group.   On  April 27, 2000 Mirage Internet Communications, Inc. changed  its name to Type 2 Communications, Inc. (See Note 6)

  On April 27, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Mega Micro and TourPro Golf, Inc., a Nevada Corporation (TourPro), (a company subject to the reporting requirements of the Securities and Exchange Act of 1934) all of the outstanding shares of common stock of TourPro were exchanged for 150,000 shares of 144 restricted common stock of Mega Micro, in a transaction in which Mega Micro was the successor and took on the reporting requirements of TourPro.

  (b) CONSOLIDATION POLICY AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Mega Micro Technologies Group and its subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

  (c) CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid money market funds and short-term securities with original maturities of less than 90 days to be cash equivalents. These investments are stated at cost, which approximates fair value.

  (d) INVENTORIES

  Inventories are recorded at the lower of cost or market. Cost is determined principally on the first-in first-out method. Inventories consist of computer components and other hardware.

  (e) PROPERTY AND EQUIPMENT

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

  Normal repairs and maintenance are charged to expense when incurred. Betterments and expenditures, which materially extend the useful life of the assets are capitalized.

  (f) INCOME TAXES

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is normally recognized in income in the period that includes the enactment date.

  (g) REVENUE RECONITION

  The Company records revenue on product sales when shipped. Revenues on service contracts are deferred and recognized over the terms of the agreements, based on applicable hourly or periodic rates. Revenues in extended warranties are deferred and recognized ratably over the warranty period.

  (h)   DEFERRED RENTS

  Rents associated with operating leases that contain escalation clauses have been recorded using a straight-line method over the term of the respective lease. Deferred rent represents the excess of the straight-line rent over current rental rates.

  (i)     WARRANTY COSTS

  The Company warrants its products for a period ranging from three to six months from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve for product warranty at the time of sale.
  (j)    NET LOSS PER SHARE

  In accordance with FASB No. 128 Earnings Per Share, the Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, are excluded from the per share calculations, as the effect of their inclusion would be antidilutive.

  (k)    USE OF ESTIMATES

  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

  (l)     NAME CHANGE

  On April 10, 2000 the Company changed its name from Mirage Computer's, Inc. to Mega Micro Technologies Group, Inc. On April 27, 2000, Mirage Internet Communications, Inc. changed its name to Type 2 Communications, Inc.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following as of December 31, 1999 and 1998:

                                          2000               1999
                                         ---------           --------
Machinery & Equipment                 $    128,316       $    232,018
Furniture and fixtures                     450,919            141,721
Vehicles                                    90,122             86,837
Leasehold improvements                      47,960            141,839
Buildings                                      ---            655,389
Land                                           ---            300,000
                                                         ------------
Less accumulated depreciation            (400,929)          (325,113)
                                    --------------     --------------
                                      $    316,388     $    1,123,691
                                     =============     ==============


Depreciation expense was $199,380 and $ 93,054 for the years ended December 31, 2000 and 1999 respectively.

NOTE 3  - CAPITAL LEASE OBLIGAITONS

  The Company has capitalized leases for certain equipment and vehicles. The approximate future minimum lease payments required under noncancelable lease obligations for future years as of December 31, 1999 are as follows:


 2001                                        $         23,240
 2002                                                  23,240
 2003                                                  19,974
 2004                                                   2,892
                                               --------------
 Total minimum lease payments                          69,346
 Less amount representing interest                   (10,342)
                                               --------------
 Present value of minimum lease payment                59,004
 Less  current  obligation under  capital              18,290
 lease
                                               --------------
                                             $         40,714
 Obligations   under   capital    leases,           =========
 excluding current position

Included in equipment and vehicles at December 31, 2000 and 1999 are the amounts totaling $90,122 and $99,010 with accumulated depreciation of $47,304 and $33,362 recorded pursuant to capital lease agreements. Depreciation of equipment under capital leases is included in depreciation expense in the accompanying financial statements

NOTE 4 - NOTES PAYABLE

    Notes Payable at December 31, 2000 and 1999, consisted of the following:


                                                   2000              1999
                                                -------           -------
Notes  Payable to Related  Party  at   $         67,966                 $
6.0% to 8.0%,  unsecured, with final                              190,918
payments due between  September 2000
and December 2001.
Notes  payable  at  8.0%  to  10.0%,            563,745           343,805
unsecured, payable
  in monthly installments of $3,904,
final payments
   due  between January and December
2001.
                                           ------------      ------------
Total                                 $         631,711                 $
                                                                  534,723
                                                 ======            ======

Scheduled maturities on long term debt at December 31, 1999 is as follows:

2001                                                                    $
                                                                  629,007
2001                                                                2,704
                                                              -----------
                                                                        $
                                                                  631,711
                                                                  =======

NOTE 5 - STOCK DIVIDEND

  The Company issued a 100% stock dividend on April 28, 2000 issuing 8,064,651 shares of common stock. One share of Common Stock was issued for each share of common stock outstanding to the shareholder of record as of the date of issue. The dividend was approved by the board of directors and by a majority vote of the shareholders.

NOTE 6 - MERGER WITH TOURPRO GOLF, INC.

  On April 27, 2000 the Company merged with TourPro Golf, Inc. ("TourPro"). The company issued 150,000 shares to TourPro shareholders' in exchange for all 9,800,000 outstanding shares of TourPro's common stock. The Company then canceled all TourPro shares. TourPro has never commenced any significant operations and is considered a public "shell". Upon completion of merger, TourPro was dissolved, with the Company being the surviving issuer. For accounting and reporting purposes, the acquisition was treated as a reverse merger with the Company as the acquirer and surviving issuer.

  Had the acquisition occurred on January 1, 1999, there would have been no material effect on the net sales, operating loss, net loss years, or basic and diluted earnings per share for the years ended December 31, 2000 and 1999.

NOTE 7 -  CANCELLATION OF SHARES

  On February 2, 2000 the Company reduced its outstanding common stock by 3,000,000 shares. The share reduction was accomplished through a tri-party agreement between the Company, Capital Growth LLC and two of the Company's former founders. In a private transaction, Capital Growth LLC purchased from the former officers 3,500,000 shares of restricted common stock bound by an 18-month lock up agreement for cash and 18-month promissory notes. The Company negotiated and authorized the cancellation of the 3,500,000 shares of common stock subject to the lock up agreement, in consideration for 500,000 shares of restricted common stock.

  As a condition to the tri-party agreement, the Company agreed to guarantee the payment of the promissory notes with shares of its common stock. If Capital Growth LLC defaults on the payment of the promissory notes (combined principal balance of $200,000), which are due June 1, 2001 and accrue interest at 6% per annum, the Company is obligated to issue an amount of its common stock at $0.14 per share to repay the promissory notes. The number of shares that would need to be issued is approximately 1,5000,000.

NOTE 8 - SUBSEQUENT EVENTS

  (a)     Repayment of debt with common stock

  On February 28, 2001, the Company issued 446,444 shares of common stock at $.50 per share as payment in full of a $200,000 note payable with interest of 23,223 by the Company to an individual.

  (b)     Sale of Mega Micro, Inc. Subsidiary

  Effective March 22, 2001, the Company sold Mega Micro, Inc. to an individual for the amount of $200,000 plus 500,000 shares of the Company's common stock which was held by a founder of the Company and a principal with the acquiring Company. The subsidiary had a net asset value at the time of sale of approximately $50,000 and had operated at a loss for almost ten months prior to the sale. Management had determined that given the current status of the retail computer hardware industry, it was in the Companies best interest to sell the operating subsidiary. The sale was approved by the Board of Directors.

NOTE 9 - LIQUIDITY AND CAPITAL RESOURCES

  The Company's success is substantially dependent upon raising additional capital through private placement and/or obtaining additional financing and generating positive operating earnings and cash flows. While there can be no assurances, management anticipates that the funds raised through the private placement as well as funds generated from operations will be sufficient to allow it to continue operations. However, if the Company is not able to raise a sufficient amount of financing through private placement or form other sources and it is unable to improve its profitability and cash flows, it may be unable to continue operations. If is ceased operations, assets would likely be liquidated at amounts less than their carrying value.